Form 10QSB
period 2007-10-31
SHELBY ACQUISITION III INC
filed 2008-03-11
CIK 1393078

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52924

Shelby Acquisition III, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

20-8379587
(I.R.S. Employer Identification Number)

c/o James R. Kerr, 8813 N. 85th Ct., Scottsdale, AZ 85258
(Address of Principal Offices)

(480) 945-2232
(Issuer’s Telephone Number)

No change
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of March 11, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SHELBY ACQUISITION III, INC.

- INDEX -

		Page
PART I- FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheet as of October 31, 2007 (unaudited)	F-1

	Statements of Operations for the Three Months Ending October 31, 2007 (unaudited)	F-2
	and for the Period from February 1, 2007 (Date of Inception) through
	October 31, 2007 (unaudited)

	Statement of Stockholder’s Equity for the Period from February 1, 2007 (Date of Inception)	F-3
	through October 31, 2007 (unaudited)

	Statements of Cash Flows for the Three Months Ending October 31, 2007 (unaudited)	F-4
	and for the Period from February 1, 2007 (Date of Inception) through
	October 31, 2007 (unaudited)

	Notes to Financial Statements (unaudited)	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Controls and Procedures	2

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	3

Signatures		4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHELBY ACQUISITION III, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,833

TOTAL ASSETS	$11,833

LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accrued Professional Fees	$3,675

TOTAL LIABILITIES	3,675

STOCKHOLDER'S EQUITY
Preferred Stock, .0001 par value; 10,000 shares authorized; none issued and outstanding	—
Common Stock, .0001 par value; 100,000,000 shares authorized; 5,000,000 issued and outstanding	500
Additional Paid in Capital	24,500
Deficiency accumulated during development stage	(16,842)
TOTAL STOCKHOLDER'S EQUITY	8,158

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$11,833

See accompanying notes to financial statements.

SHELBY ACQUISITION III, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		For the
	For the	Cumulative
	Three	Period from
	Months	Inception
	Ended	(February 1, 2007)
	October 31, 2007	to October 31, 2007

Revenue	$-	$-

General and Administrative Expenses	3,675	16,842

Net Loss	$(3,675)	$(16,842)

Basic and Diluted Net Loss Per Share	0.00	0.00

Number of Shares Used in Computing Basic and
Diluted Net Loss Per Share	5,000,000	5,000,000

See accompanying notes to financial statements.

SHELBY ACQUISITION III, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid In	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

BALANCE AT FEBRUARY 1, 2007 INCEPTION	—	$-	—	$-	$-	$-	$-

Issuance of Common Stock	—	-	5,000,000	500	24,500	—	25,000

Net loss	—	-	—	—	—	(13,167)	(13,167)

Balance as of July 31, 2007	—	-	5,000,000	500	24,500	(13,167)	$11,833

Net loss for period 8/1/07 through 10/31/07	—	-	—	—	—	(3,675)	(3,675)

Balance as of October 31, 2007	—	$-	5,000,000	$500	$24,500	$(16,842)	$8,158

See accompanying notes to financial statements.

SHELBY ACQUISITION III, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the
		Cumulative
	For the	Period from
	Three Months	Inception
	Ended	(February 1, 2007)
	October 31, 2007	to October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,675)	$(16,842)
Adjustments to reconcile Net Loss to net cash provided by operations:
Due to affiliate	(592)	—
Accrued professional fees	3,675	3,675
Net cash used in Operating Activities	(592)	(13,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	0	25,000
Net cash provided by Financing Activities	0	25,000

Net (decrease) increase in cash and cash equivalents for period	(592)	11,833

Cash and cash equivalents at beginning of period	12,425	—

Cash and cash equivalents at end of period	$11,833	$11,833

See accompanying notes to financial statements.

SHELBY ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Interim Financial Statements of Shelby Acquisition III, Inc. (the “Company”) as of October 31, 2007 and the three months then ended and the period from February 1, 2007 (inception) through October 31, 2007, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation, and should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s Form 10-SB for the period February 1, 2007 (inception) through July 31, 2007. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim and cumulative date periods presented have been included. All such adjustments are of a normal recurring nature and there have been no changes in significant accounting policies since July 31, 2007.

The result of operations and cash flows for the three months ended October 31, 2007 are not necessarily indicative of the results to be expected for the full year.

(a)	Organization and Business:

Shelby Acquisition III, Inc. (“the Company”) was incorporated in the state of Delaware on February 1, 2007 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The company is currently in the development stage. All activities of the company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation/Going concern:

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which assumes the company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the company has a deficit accumulated during the development stage of $16,842, used cash from operations of $(13,167) since its inception, and has working capital of $8,158 at October 31, 2007. The company’s ability to continue as a going concern is dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

SHELBY ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

(c)	Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(d)	Use of Estimates:

The preparation of the statement of financial condition in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)	Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

(f)	Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g)	Fair Value of Financial Instruments

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

SHELBY ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007

NOTE 2 – CAPITAL STOCK

The total number of shares of capital stock which the Company shall have authority to issue is one hundred ten million (110,000,000). These shares shall be divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”). The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

No holder or shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On February 1, 2007, the Company issued 5,000,000 shares of Common stock at a purchase price of $.005 per share, for an aggregate purchase price of $25,000.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board issued SFAS No., 157, “Fair Value Measurements” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on February 1, 2007. Currently, this pronouncement has no effect on our financial statements.

SHELBY ACQUISITION III, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2007

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of Fiscal 2008 and is still evaluating the effect, if any on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS 141, “Business Combinations”. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contigent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The application of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. This standard is not expected to have a material impact on the Company’s future financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Shelby Acquisition III, Inc. (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending October 31, 2007, the Company had no activities that produced revenues from operations.

For the three months ending October 31, 2007 and for the cumulative period from inception (February 1, 2007) to October 31, 2007, the Company had a net loss of $3,675 and $16,842, respectively, due to legal, accounting, audit and other professional service fees incurred in relation to the preparation of the Company’s Registration Statement on Form 10-SB that was filed in November of 2007.

Liquidity and Capital Resources

As of October 31, 2007, the Company had assets equal to $11,833, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of October 31, 2007 totaled $3,675, comprised exclusively of accrued professional fees.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Period from February 1, 2007 (Date of Inception) through October 31, 2007

Operating activities	$(13,167)
Investing activities	-
Financing activities	$25,000

Net effect on cash	$11,833

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i) filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii) consummating an acquisition.

1

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB became effective, our sole officer and director has had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

2

As of October 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended October 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 1, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 20, 2007, and incorporated herein by this reference.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2008	SHELBY ACQUISITION III, INC.

	By:	/s/ James R. Kerr
Name: James R. Kerr
Title: President and Secretary

4